Form 10-Q
period 2026-09-30
Bluerock Acquisition Corp. II
filed 2026-11-13
CIK 2098410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43485

BLUEROCK ACQUISITION CORP. II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

919 Third Avenue

New York, New York 10022

(Address of principal executive offices)

(212) 843-1601

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	BRRKU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	BRRK	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	BRRKW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 13, 2026, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 6,060,811 Class B ordinary shares, $0.0001 par value, issued and outstanding.

BLUEROCK ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BLUEROCK ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash	$1,094,329	$—
Prepaid expenses	90,139	2,500
Prepaid insurance	64,050	—
Total current assets	1,248,518	2,500

Deferred offering costs	—	228,185
Long-term prepaid insurance	63,338	—
Investments held in Trust Account	173,405,722	—
Total assets	$174,717,578	$230,685

Liabilities, Class A ordinary shares subject to possible redemption, and shareholders’ deficit
Current liabilities
Accrued expenses (1)	$5,250	$5,000
Accrued offering costs (2)	700,000	119,291
Promissory note – related party	—	88,432
Total current liabilities	705,250	212,723
Deferred legal fees	90,000	41,680
Deferred underwriting fees	6,037,500	—
Total liabilities	6,832,750	254,403

Commitments (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value, 17,250,000 and no shares at redemption value of $10.05 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	173,405,722	—

Shareholders’ deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 and no shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,060,811 shares issued and outstanding as of September 30, 2026 and December 31, 2025. Share amounts are retrospectively adjusted for the surrender of 1,916,667 Class B ordinary shares on February 13, 2026 and the share capitalization of 310,811 Class B ordinary shares on September 20, 2026 (see Note 5) (3)	606	606
Additional paid-in capital	—	24,394
Accumulated deficit	(5,521,500)	(48,718)
Total shareholders’ deficit	(5,520,894)	(23,718)
Total liabilities, Class A ordinary shares subject to possible redemption, and shareholders’ deficit	$174,717,578	$230,685

(1)	The balance as of September 30, 2026 was comprised of related party administrative service fees (see Note 5).
(2)

Included within the $700,000 balance as of September 30, 2026, was a $300,000 related party capital market advisory fee (see Note 5), $325,000 accrued legal fees, and $75,000 initial listing fee for Nasdaq.

(3)

As of December 31, 2025, there were 790,541 Class B ordinary shares subject to forfeiture. On September 28, 2026, the Underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 790,541 Founder Shares are no longer subject to forfeiture by the Sponsor.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEROCK ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2026	2026
Operating and formation costs	$113,249	$160,724
Loss from operations	(113,249)	(160,724)

Other income:
Interest earned on the Trust Account	43,222	43,222

Net loss	$(70,027)	$(117,502)

Basic and diluted weighted average shares outstanding, Class A redeemable ordinary shares	562,500	189,560

Basic and diluted net loss per share, Class A redeemable ordinary shares	$(0.01)	$(0.02)

Basic weighted average shares outstanding, Class B non-redeemable ordinary shares	5,296,049	5,278,957

Basic net loss per share, Class B non-redeemable ordinary shares	$(0.01)	$(0.02)

Diluted weighted average shares outstanding, Class B non-redeemable ordinary shares	6,060,811	5,536,679

Diluted net loss per share, Class B non-redeemable ordinary shares	$(0.01)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEROCK ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	6,060,811	$606	$24,394	$(48,718)	$(23,718)

Net loss	—	—	—	—	—	(26,350)	(26,350)

Balance – March 31, 2026 (unaudited)	—	—	6,060,811	606	24,394	(75,068)	(50,068)

Net loss	—	—	—	—	—	(21,125)	(21,125)

Balance – June 30, 2026 (unaudited)	—	—	6,060,811	606	24,394	(96,193)	(71,193)

Sale of 5,812,500 Private Placement Warrants	—	—	—	—	5,812,500	—	5,812,500

Fair value of Public Warrants at issuance	—	—	—	—	2,501,353	—	2,501,353

Offering costs allocated to Public and Private Placement Warrants	—	—	—	—	(184,463)	—	(184,463)

Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(8,153,784)	(5,355,280)	(13,509,064)

Net loss	—	—	—	—	—	(70,027)	(70,027)

Balance – September 30, 2026 (unaudited)	—	$—	6,060,811	$606	$—	$(5,521,500)	$(5,520,894)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEROCK ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(UNAUDITED)

Cash flows from operating activities:
Net loss	$(117,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on the Trust Account	(43,222)
Changes in operating assets and liabilities:
Prepaid expenses	(87,639)
Prepaid insurance	(127,388)
Accrued expenses	250
Net cash used in operating activities	(375,501)

Cash flows from investing activities:
Investment of cash in Trust Account	(173,362,500)
Net cash used in investing activities	(173,362,500)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Reimbursement from Underwriter	300,000
Proceeds from sale of Private Placement Warrants	5,812,500
Proceeds from promissory note – related party	211,568
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(241,738)
Net cash provided by financing activities	174,832,330

Net change in cash	1,094,329
Cash – beginning of period	—
Cash – end of period	$1,094,329

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$600,709
Deferred underwriting fee payable	$6,037,500
Deferred legal fees payable	$48,320

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Bluerock Acquisition Corp. II (the “Company”) (formerly Bluerock Crunch Investment Corp., Crunch AI Investment Corp. and Crunch Acquisition Corp.) is a blank check company incorporated in the Cayman Islands on October 16, 2025. The Company was formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company may pursue an initial Business Combination in any business or industry.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from October 16, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering became effective on September 24, 2026. On September 28, 2026, the Company consummated the Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), which includes the full exercise by the Underwriter (as defined below) of its over-allotment option of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,812,500 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, or $5,812,500 in the aggregate, in a private placement to Bluerock Acquisition Holdings II, LLC (the “Sponsor”) and BTIG, LLC, as representative of the underwriters (the “Underwriter”). Of those 5,812,500 Private Placement Warrants, the Sponsor purchased 3,862,500 Private Placement Warrants and the Underwriter purchased 1,950,000 Private Placement Warrants.

Transaction costs amounted to $10,286,452, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of deferred underwriting fee, $300,000 of capital market advisory fee, and $798,952 of other offering costs, net of $300,000 reimbursed by the Underwriter.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes paid or payable on the interest earned on the marketable securities held in Trust Account) on the date of the execution of a definitive agreement into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering, on September 28, 2026, an amount of $173,362,500 ($10.05 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Warrants, which amount includes $6,037,500 of the Underwriter’s deferred commission, was placed in a trust account (“Trust Account”), located in the United States and maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or held as cash or cash items (including in demand

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

deposit accounts), until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirements. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share), plus any pro rata interest earned on the marketable securities held in the Trust Account (which interest shall be net of taxes paid or payable and up to $100,000 of interest to pay liquidation expenses). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity.

The Company will proceed with a Business Combination only if the majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its fourth amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or abstain from voting.

Notwithstanding the above, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The initial shareholders have agreed to waive redemption rights with respect to any Founder Shares (as defined in Note 5) held and any Public Shares they may acquire during or after the Initial Public Offering in connection with the completion of a Business Combination, except that Public Shares held by the initial shareholders will be subject to mandatory redemption upon any diminution of the Trust Account in connection with an extension, and such shares will be entitled to redemption at a price equal to the per-share redemption value then held in the Trust Account in connection therewith.

If the Company determines not to or is unable to extend the time period to consummate its initial business combination or fails to obtain shareholder approval to extend, its sponsor, management team and other initial shareholders will lose their entire investment in the Company’s founder shares and the Company’s private placement warrants, except to the extent they entitle the holders thereof to receive liquidating distributions from assets outside the trust account.

The Company will have until 21 months from the closing of the Initial Public Offering to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 21 months from the closing

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

of the Initial Public Offering, the Company may, but is not obligated to, by resolution of the board if requested by the initial shareholders, extend the period of time to consummate a Business Combination, and the Company may seek shareholder approval to amend the amended and restated memorandum and articles of association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (which interest shall be net of taxes paid or payable), divided by the number of issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law. For the avoidance of doubt, the time to complete a Business Combination shall not be extended beyond 21 months without a shareholder vote. The Underwriter has agreed to waive its rights to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within (i) the period ending on the date that is 21 months from the closing of the Initial Public Offering, or such earlier liquidation date as its board of directors may approve, in which it must complete an initial Business Combination or (ii) such other time period in which the Company must complete an initial Business Combination pursuant to an amendment to its amended and restated memorandum and articles of association (the “Completion Window”) and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement (except for the Company’s independent registered public accounting firm), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the trust assets, less permitted withdrawals and up to $100,000 of interest to pay liquidation expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the indemnity of the Underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Liquidity and Capital Resources

The Company’s liquidity needs up to September 28, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 5,812,500 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, or $5,812,500 in the aggregate which has funded the operating account at the Initial Public Offering and will be used for working capital net of any Initial Public Offering expenses. As of September 30, 2026, the Company had $1,094,329 of cash and had working capital of $543,268.

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per Warrant at the option of the lender, upon consummation of the initial Business Combination. The warrants would be identical to the Private Placement Warrants. The terms of such loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2026.

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

In accordance with ASC 205‑40, management evaluated whether substantial doubt exists about the Company's ability to continue as a going concern within one year after the date these unaudited condensed financial statements are issued. Before the Initial Public Offering, the Company had no cash and a working capital deficit and depended on Sponsor advances and on completing the Initial Public Offering, which raised substantial doubt. The Initial Public Offering and the Private Placement on September 28, 2026 resolved those conditions. However, as of September 30, 2026, the Company had $1,094,329 of cash outside the Trust Account and working capital of $543,268. Management projects that these funds will not be sufficient to meet the Company's obligations over the look‑forward period, which, before considering management's plans, raises substantial doubt. On November 2, 2026, the Sponsor provided a letter (the “Sponsor Commitment Letter”) committing the Sponsor or its affiliates to fund the Company's operational and regulatory obligations as they come due, and to satisfy its liabilities if the Company cannot, until the earlier of the closing of a Business Combination and one year from the issuance of these financial statements. Accordingly, substantial doubt has been alleviated.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 25, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 2, 2026, which includes the Company’s audited balance sheet as of September 28, 2026 reflecting receipt of the proceeds upon consummation of the Initial Public Offering and the Private Placement. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,094,329 and $0 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $173,405,722, were held in a money market fund which invests primarily in U.S. Treasury securities. Interest income earned on the money market fund is included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. At December 31, 2025, there were no assets held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, Expenses of Offering. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, Debt with Conversion and Other Options, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating the Initial Public Offering proceeds to the assigned value of the warrants and to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment. Offering costs amounted to $10,286,452, of which $10,101,989 were charged to temporary equity and $184,463 were charged to shareholders’ deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. At December 31, 2025, there were no Class A ordinary shares subject to possible redemption. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(2,501,353)
Class A ordinary shares issuance cost	(10,101,989)
Plus:
Accretion of carrying value to redemption value	13,465,842
Class A ordinary shares subject to possible redemption, September 28, 2026	173,362,500
Plus:
Accretion of carrying value to redemption value	43,222
Class A ordinary shares subject to possible redemption, September 30, 2026	$173,405,722

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

The warrants are not precluded from equity classification and were accounted for as such on the date of issuance and each balance sheet date thereafter. There are 8,625,000 Public Warrants and 5,812,500 Private Placement Warrants currently outstanding as of September 30, 2026. At December 31, 2025, there were no warrants outstanding.

Share-Based Payment Arrangements

The Company accounts for share awards in accordance with FASB ASC 718, Compensation — Stock Compensation, which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Net loss per ordinary share is computed by dividing net loss, allocated pro rata between the two classes of ordinary shares, by the weighted average number of ordinary shares of each class outstanding for the period. Weighted average Class B ordinary shares exclude, for the periods prior to September 28, 2026, an aggregate of 790,541 Class B ordinary shares that were subject to forfeiture until the Underwriter’s over-allotment option was exercised in full on September 28, 2026. Accretion associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value. The calculation of diluted net loss per ordinary share does not consider the effect of the Public Warrants and Private Placement Warrants to purchase an aggregate of 14,437,500 Class A ordinary shares, since their exercise is contingent upon future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per-share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	Class A	Class B	Class A	Class B
Basic net loss per ordinary share
Numerator:
Allocation of net loss	$(6,724)	$(63,303)	$(4,073)	$(113,429)
Denominator:
Basic weighted average shares outstanding	562,500	5,296,049	189,560	5,278,957
Basic net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(5,947)	$(64,080)	$(3,890)	$(113,612)
Denominator:
Diluted weighted average shares outstanding	562,500	6,060,811	189,560	5,536,679
Diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for public business entities for annual periods beginning after December 15, 2024 and for all other entities for annual periods beginning after December 15, 2025, with early adoption permitted. Management did not expect the adoption of ASU 2023-09 to have a material impact on the Company’s financial statements, as the Company is not presently subject to income taxes.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of certain categories of expenses included in relevant expense captions presented on the face of the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on September 28, 2026, the Company sold 17,250,000 Units, which includes the full exercise by the Underwriter of its over-allotment option of 2,250,000 units, at a purchase price of $10.00 per Unit, generating gross proceeds of $172,500,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 2).

Warrants — There are 8,625,000 Public Warrants and 5,812,500 Private Placement Warrants currently outstanding as of September 30, 2026. At December 31, 2025, there were no warrants outstanding. Each whole Public Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

exercise its Public Warrants only for a whole number of Class A ordinary shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use the Company’s commercially reasonable efforts to cause the same to become effective within 60 business days following the initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption;
•

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Warrants”) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company for cash, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares or (“Private Placement Shares”) held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on September 28, 2026, the Sponsor and Underwriter purchased an aggregate of 5,812,500 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

$5,812,500. Of those 5,812,500 Private Placement Warrants, the Sponsor purchased 3,862,500 Private Placement Warrants and the Underwriter purchased 1,950,000 Private Placement Warrants. If the Company does not complete a Business Combination, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination. The Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the Units in the Initial Public Offering, except that the Private Placement Warrants (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis, (iv) will be entitled to registration rights and (v) with respect to Private Placement Warrants held by the Underwriter and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 21, 2025, the Sponsor was issued 7,666,667 Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000, or approximately $0.003 per share, paid to cover certain expenses on behalf of the Company. On January 16, 2026, the Sponsor transferred an aggregate of 95,000 Founder Shares to the Company’s independent director nominees, resulting in the Sponsor holding 7,571,667 Founder Shares. On February 13, 2026, the Sponsor surrendered 1,916,667 Founder Shares to the Company for no consideration, resulting in the Sponsor holding 5,655,000 Founder Shares. On September 20, 2026, the Company effected a share capitalization of 310,811 Founder Shares, resulting in an aggregate of 6,060,811 Founder Shares issued and outstanding. Following, and as a result of, the forfeiture of Founder Shares and share capitalization, the initial shareholders are deemed to have purchased the Founder Shares for $0.004 per share. The Founder Shares included an aggregate of up to 790,541 Class B ordinary shares that were subject to forfeiture by the Sponsor to the extent that the Underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders would own, on an as-converted basis, 26% of the Company’s issued and outstanding shares after the Initial Public Offering. On September 28, 2026, the Underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 790,541 Founder Shares are no longer subject to forfeiture by the Sponsor.

On January 16, 2026, the Sponsor assigned and transferred an aggregate of 95,000 Founder Shares to three independent directors of the Company in exchange for their services as independent directors through the Company’s initial Business Combination. The Founder Shares will remain with the Sponsor if the holders of the Founder Shares are no longer serving the Company prior to the initial Business Combination. The transfer of the Founder Shares to the holders of such interests is in the scope of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under FASB ASC 718, stock-based compensation associated with equity classified awards is measured at fair value upon the grant date. The total fair value of the 95,000 Founder Shares on January 16, 2026 was $242,820 or $2.556 per share. The Company established the initial fair value of the Founder Shares on January 16, 2026, the date of the grant agreement, using a calculation prepared by a third-party valuation team which takes into consideration the underlying share price of $9.89, risk-free rate of 3.55%, and implied market adjustment of 26.3%. The Founder Shares were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the Founder Shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the Units as sold in the Initial Public Offering, and holders of Founder Shares have the same shareholder rights as

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights, (iii) the Company’s Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Company’s initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (1) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (2) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Company’s initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the Company’s initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the amended and restated memorandum and articles of association, and (v) prior to the closing of the Company’s initial Business Combination, only holders of Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of the initial Business Combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 26% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the Underwriter’s over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor and the Underwriter), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Company’s initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

With certain limited exceptions, the Founder Shares are not transferable, assignable or saleable (except to the Company’s officers and directors and other persons or entities affiliated with the Company’s Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) 180 days after the completion of the Company’s initial Business Combination or earlier if, subsequent to the Company’s initial Business Combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial Business Combination, and (B) the date following the completion of the Company’s initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Promissory Note — Related Party

On October 16, 2025, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2026 (as amended) or the date on which the Company consummates the Initial Public Offering of its securities. Prior to the closing of the Initial Public Offering, the Company had borrowed $300,000 under the Promissory Note, which was repaid in full upon the closing of the Initial Public Offering on September 28, 2026. As of September 30, 2026 and December 31, 2025, there were $0 and $88,432 outstanding under the Promissory Note, respectively. Borrowings under the Promissory Note are no longer available.

Administrative Services Agreements

The Sponsor agreed, commencing on September 24, 2026, the date the securities of the Company are first listed on the Nasdaq Stock Market LLC, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, as the Company may require from time to time. The Company has agreed to pay to the Sponsor up to $15,000 per month for these services for a maximum of twelve months. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred $3,500 in administrative services fees under this agreement. As of September 30, 2026 and December 31, 2025, $3,500 and $0, respectively, of such fees were included in accrued expenses in the accompanying condensed balance sheets.

In addition, pursuant to such agreement, the Company agreed that it will indemnify the Sponsor from any claims (i) arising out of or relating to the Initial Public Offering or the Company’s operations or conduct of the Company’s business, (ii) in respect of any investment opportunities sourced by the Sponsor and its affiliates, and/or (iii) any claim against the Sponsor alleging any expressed or implied management or endorsement by the Sponsor of any of the Company’s activities or any express or implied association between the Sponsor and the Company or any of its affiliates, which agreement will provide that the indemnified parties cannot access the funds held in the Trust Account.

In addition, the Company agreed to pay JBA Asset Management LLC (“JBAAM”), an affiliate of Mr. Andrew Weksler, a director of the Company, up to $7,500 per month for administrative services for up to twelve months commencing on the first date on which the Company’s securities are listed on Nasdaq. Upon completion of the initial Business Combination or liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2026, the Company incurred $1,750 in administrative services fees under this agreement. As of September 30, 2026 and December 31, 2025, $1,750 and $0, respectively, of such fees were included in accrued expenses in the accompanying condensed balance sheets.

In addition, JBAAM intends, but is not obligated, to commit an aggregate of up to $50,000,000 in a PIPE transaction in connection with the initial Business Combination, subject to approval of JBAAM’s investment committee.

Related Party Loans

In order to finance transaction costs in connection with the initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes the initial Business Combination, the Company will repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, including the repayment of loans from the Sponsor to pay for any amount deposited to pay for any extension of the time to complete the initial Business Combination, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants, at a price of $1.00 per Warrant at the option of the lender, upon consummation of the initial Business Combination. The Warrants would be identical to the Private Placement Warrants. The terms of such loans by the

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. There are no such outstanding related party loans as of September 30, 2026 and December 31, 2025.

Capital Market Advisor

Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), an affiliate of the Company, acted as capital markets advisor in connection with the Initial Public Offering. The Company engaged Bluerock Capital Markets to represent the Company’s interests only and is independent of the Underwriter. Bluerock Capital Markets did not act as an underwriter in connection with the Initial Public Offering; it did not identify or solicit potential investors in the Initial Public Offering or was otherwise involved in the distribution of the Initial Public Offering. Accordingly, Bluerock Capital Markets neither purchased Units in the Initial Public Offering nor offered Units to the public in connection with the Initial Public Offering, and was not otherwise participating in the offering as defined under FINRA Rule 5110. The $300,000 payable to Bluerock Capital Markets at the closing of the Initial Public Offering is included in accrued offering costs on the accompanying condensed balance sheets as of September 30, 2026. Subsequently, on October 1, 2026, the Company paid $300,000 to Bluerock Capital Markets.

NOTE 6. COMMITMENTS

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to Eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, and tariffs on imports from foreign countries could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the company acquired by them prior to the consummation of the Company’s initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Company’s completion of the Company’s initial Business Combination. Notwithstanding anything to the contrary, the Underwriter may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement for the Initial Public Offering. In addition, the Underwriter may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the registration statement for the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to the underwriting agreement dated September 24, 2026, the Sponsor and the executive officers and directors have agreed that, for a period of 180 days from the date of the Initial Public Offering, they will not, without the prior written consent of the representatives, offer, sell, contract to sell, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any units, warrants, ordinary shares or any other securities convertible into, or exercisable or exchangeable for, any units, ordinary shares, Founder Shares or warrants, subject to certain exceptions. The representatives in their discretion may release any of the securities subject to these lock-up agreements at any time without notice, other than in the case of the officers and directors, which shall be with notice. The Sponsor, officers and directors are also subject to separate transfer restrictions on their Founder Shares and Private Placement Warrants pursuant to the letter agreement described herein.

The Company granted the Underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On September 28, 2026, simultaneously with the closing of the Initial Public Offering, the Underwriter elected to fully exercise its over-allotment option to purchase an additional 2,250,000 Units at a price of $10.00 per Unit.

The Underwriter was paid a cash underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate, upon the closing of the Initial Public Offering and simultaneously, the Underwriter reimbursed the Company $300,000 for the capital markets advisory fee.

In addition, the Underwriter is entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate, payable to the Underwriter as deferred underwriting commissions placed in a Trust Account located in the United States and released to the Underwriter only upon the consummation of an initial Business Combination. The deferred underwriting commissions on Units sold in the Initial Public Offering will be payable to the Underwriter upon the closing of the initial Business Combination as follows: (i) $0.175 per Unit will be paid in cash, (ii) $0.125 per Unit will be paid in cash, based on the percentage of Public Shares that have not been redeemed or subject to forward purchase agreements or other arrangements whereby the Company has a contractual obligation to repurchase such shares after the closing of the initial Business Combination, and (iii) $0.05 per Unit shall be paid in cash (the “Allocable Amount”), provided that, the Company has the right, in its sole discretion, to allocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist in consummating the initial Business Combination.

Deferred Legal Fees

As of September 30, 2026 and December 31, 2025, the Company had deferred legal fees of $90,000 and $41,680, respectively, all of which was related to the Initial Public Offering to be paid to the Company’s legal advisors upon consummation of the Business Combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued and outstanding, excluding 17,250,000 shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 6,060,811 Class B ordinary shares outstanding. Of the 6,060,811 Class B ordinary shares outstanding, up to 790,541 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the Underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own 26% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Share amounts were retrospectively adjusted for the surrender of 1,916,667 Class B ordinary shares on February 13, 2026 and the share capitalization of 310,811 Class B ordinary shares on September 20, 2026. On September 28, 2026, the Underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As a result, the 790,541 Founder Shares are no longer subject to forfeiture by the Sponsor.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Prior to the closing of the initial Business Combination, only holders of Class B ordinary shares (i) will have the right to appoint and remove directors prior to or in connection with the completion of the initial Business Combination and (ii) will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). On any other matters submitted to a vote of shareholders prior to or in connection with the completion of the initial Business Combination, holders of the Class B ordinary shares and holders of the Class A ordinary shares will vote together as a single class, except as required by law.

The Founder Shares will automatically convert into Class A ordinary shares immediately prior to, concurrently with or immediately following the consummation of a Business Combination, and may be converted at any time prior to the Business Combination, at the option of the holder, on a one-for-one basis (unless otherwise provided in the Business Combination agreement), subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 26% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the Underwriter’s over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor and the Underwriter), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders prior to or in connection with an initial Business Combination provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Warrants is $2,501,353 or $0.29 per Public Warrant. The fair value of Public Warrants was determined using Black-Scholes option pricing model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

September 28,
2026
Underlying stock price	$9.84
Exercise price	$11.50
Volatility	5.00%
Risk-free rate	5.01%
Warrant term (years)	6.74
Implied market adjustment	17.70%

At September 30, 2026, assets held in the Trust Account were comprised of $173,405,722 in a money market fund which invests primarily in U.S. Treasury securities. Through September 30, 2026, the Company did not withdraw any interest earned on the marketable securities held in Trust Account. At December 31, 2025, there were no assets held in the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026
Assets:
Investments held in Trust Account – Money Market Primarily Invested in U.S. Treasury Securities	1	$173,405,722

BLUEROCK ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 9. SEGMENT INFORMATION

FASB ASC Topic 280, Segment Reporting, establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30,	December 31,
	2026	2025
Cash	$1,094,329	$—
Investments held in Trust Account	$173,405,722	$—

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2026	2026
Operating and formation costs	$113,249	$160,724
Interest earned on the Trust Account	$43,222	$43,222

Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 1, 2026, the Company paid $300,000 to Bluerock Capital Markets for the Capital Market Advisory Services provided in connection with the Initial Public Offering. (see Note 5)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Bluerock Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Bluerock Acquisition Holdings II, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on October 16, 2025 formed for the purpose of entering into a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 16, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net loss of $70,027, which consists of operating and formation costs of $113,249, offset by interest earned on marketable securities held in the Trust Account of $43,222.

For the nine months ended September 30, 2026, we had a net loss of $117,502, which consists of operating and formation costs of $160,724, offset by interest earned on marketable securities held in the Trust Account of $43,222.

Liquidity and Capital Resources

On September 28, 2026, we consummated the Initial Public Offering of 17,250,000 Units, which includes the full exercise by the Underwriter (as defined below) of its over-allotment option of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 5,812,500 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $5,812,500 in the aggregate, in a private placement to the Sponsor and the Underwriter. Of those 5,812,500 Private Placement Warrants, the Sponsor purchased 3,862,500 Private Placement Warrants and the Underwriter purchased 1,950,000 Private Placement Warrants.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $173,362,500 ($10.05 per Unit), which amount includes $6,037,500 of the Underwriter’s deferred commission, was placed in the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. We incurred $10,286,452, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of deferred underwriting fee, $300,000 of capital market advisory fee, and $798,952 of other offering costs, net of $300,000 reimbursed by the Underwriter.

For the nine months ended September 30, 2026, cash used in operating activities was $375,501. Net loss of $117,502 was affected by interest earned on marketable securities held in the Trust Account of $43,222. Changes in operating assets and liabilities used $214,777 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $173,405,722 (including $43,222 of interest income) consisting of a money market fund which invests primarily in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the marketable securities held in Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,094,329. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Warrants, at a price of $1.00 per Warrant at the option of the lender, upon consummation of the initial Business Combination. The Warrants would be identical to the Private Placement Warrants.

In accordance with ASC 205‑40, we evaluated whether substantial doubt exists about our ability to continue as a going concern within one year after the date these unaudited condensed financial statements are issued. Before the Initial Public Offering, we had no cash and a working capital deficit and depended on Sponsor advances and on completing the Initial Public Offering, which raised substantial doubt. The Initial Public Offering and the Private Placement on September 28, 2026 resolved those conditions. However, as of September 30, 2026, we had $1,094,329 of cash outside the Trust Account and working capital of $543,268. We project that these funds will not be sufficient to meet our obligations over the look‑forward period, which, before considering management's plans, raises substantial doubt. On November 2, 2026, the Sponsor provided a letter (the “Sponsor Commitment Letter”) committing the Sponsor or its affiliates to fund our operational and regulatory obligations as they come due, and to satisfy its liabilities if we cannot, until the earlier of the closing of a Business Combination and one year from the issuance of these financial statements. Accordingly, substantial doubt has been alleviated.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services Agreements

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than deferred legal and underwriting fees and our agreement to pay $15,000 a month for general and administrative services, including office space, as the Company may require from time to time. We began incurring these fees on September 24, 2026 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

In addition, we agreed to pay JBA Asset Management LLC (“JBAAM”) up to $7,500 per month for administrative services for up to twelve months. Upon completion of the initial Business Combination or liquidation, we will cease paying these monthly fees. We began incurring these fees on September 24, 2026 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Underwriting Agreement

The Underwriter is entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate, payable to the Underwriter as deferred underwriting commissions placed in a Trust Account located in the United States and released to the Underwriter only upon the consummation of an initial Business Combination. The deferred underwriting commissions on Units sold in the Initial Public Offering will be payable to the Underwriter upon the closing of the initial Business Combination as follows: (i) $0.175 per Unit will be paid in cash, (ii) $0.125 per Unit will be paid in cash, based on the percentage of Public Shares that have not been redeemed or subject to forward purchase agreements or other arrangements whereby the Company has a contractual obligation to repurchase such shares after the closing of the initial Business Combination, and (iii) $0.05 per Unit shall be paid in cash (the “Allocable Amount”), provided that, the Company has the right, in its sole discretion, to allocate any portion of the Allocable Amount to third parties not participating in the Initial Public Offering (but who are members of FINRA) that assist in consummating the initial Business Combination.

Registration Rights Agreement

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans, have registration rights to require us to register a sale of any of our securities that they hold, including any securities acquired prior to the consummation of our initial Business Combination, pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to our completion of our initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Loss Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share is computed by dividing net income (loss), allocated pro rata between the Class A ordinary shares and the Class B ordinary shares, by the weighted average number of ordinary shares of each class outstanding for the period. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 28, 2026, we consummated our initial public offering (the “Initial Public Offering”) of 17,250,000 units (the “Units”), which includes the full exercise by the Underwriter (as defined below) of its over-allotment option of 2,250,000 Units, at $10.00 per Unit, generating gross proceeds of $172,500,000. BTIG, LLC acted as sole book-running manager and as representative of the underwriters of the Initial Public Offering (the “Underwriter”). The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-297691). The Securities and Exchange Commission declared the registration statement effective on September 24, 2026.

Simultaneously with the closing of the Initial Public Offering on September 28, 2026, Bluerock Acquisition Holdings II, LLC, our sponsor (the “Sponsor”) and Underwriter purchased an aggregate of 5,812,500 warrants (the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $5,812,500. Of those 5,812,500 Private Placement Warrants, the Sponsor purchased 3,862,500 Private Placement Warrants and the Underwriter purchased 1,950,000 Private Placement Warrants. If the Company does not complete an initial business combination, the proceeds from the sale of the Private Placement Warrants held in the Company’s trust account (the “Trust Account”) will be used to fund the redemption of the Class A ordinary shares included in the Units (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $173,362,500 ($10.05 per Unit), which amount includes $6,037,500 of the Underwriter’s deferred commission, was placed in the Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We incurred a total of $10,286,452, consisting of $3,450,000 of cash underwriting fee, $6,037,500 of deferred underwriting fee, $300,000 of capital market advisory fee, and $798,952 of other offering costs and expenses related to the Initial Public Offering, net of $300,000 reimbursed by the Underwriter.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Fourth Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated September 24, 2026, by and between the Company and Continental, as warrant agent. (1)
10.1	Letter Agreement, dated September 24, 2026, by and among the Company, its executive officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated September 24, 2026, by and between the Company and Continental, as trustee. (1)
10.3	Registration Rights Agreement, dated September 24, 2026, by and among the Company, the Sponsor and the Holders signatory thereto. (1)
10.4	Private Placement Warrants Purchase Agreement, dated September 24, 2026, by and between the Company and the Sponsor. (1)
10.5	Private Placement Warrants Purchase Agreement, dated September 24, 2026, by and between the Company and the Representative. (1)
10.6	Administrative Services and Indemnification Agreement, dated September 24, 2026, by and between the Company and the Sponsor. (1)
10.7	Administrative Services Agreement, dated September 24, 2026, by and between the Company and JBAAM. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 29, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEROCK ACQUISITION CORP. II

Date: November 13, 2026	By:	/s/ R. Ramin Kamfar
	Name:	R. Ramin Kamfar
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Christopher Vohs
	Name:	Christopher Vohs
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)